Form 10QSB
period 2001-07-31
INNOVATIVE TECHNOLOGY ACQUISITION CORP
filed 2001-10-09
CIK 1140745

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[ X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended : July 31, 2001

[ ]

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _________________ to _________________

Commission file number 0-32823

 INNOVATIVE TECHNOLOGY ACQUISITIONS CORP
(Exact name of small business issuer as specified in its charter)

 Delaware
(State or other jurisdiction of incorporation or organization)

 98-0348407
(IRS Employer Identification No.)

 144 King Street East, Toronto Ontario Canada M5C 1G8
(Address of principal executive offices)

 (416) 366-4242
(Issuer's telephone number)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 4,804,086

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

PART I  FINANCIAL INFORMATION

Innovative Technology Acquisition corp.

(A DEVELOPMENT STAGE Company)

 (Unaudited)

Prepared by Management

FOR THE 3 MONTHS ENDED JULY 31, 2001

INNOVATIVE TECHNOLOGY ACQUISTION CORP.

(A DEVELOPMENT STAGE Company)

Statement of Operations

(Unaudited)

Prepared by Management

FOR THE 3 MONTHS ENDED JULY 31, 2001

WITH COMPARATIVE NUMBERS SINCE INCEPTION

2001

Cumulative from February 8, 1996 through July 31, 2001

Other Income

--

 $ 4,565

 General and Administrative

 Expenses

General and Administrative

$750

$975,348

Other

30,000

30,000

Interest

5,240

107,669

Amortization-Intangibles

--

750,000

NET LOSS

(35,990)

(1,863.017)

Loss per share

(0.00)

Weighted average number of shares outstanding

4,804,086

INNOVATIVE TECHNOLOGY ACQUISTION CORP.

(A DEVELOPMENT STAGE Company)

Statement of Operations

(Unaudited)

Prepared by Management

FOR THE 9 MONTHS ENDED JULY 31, 2001

 Nine months Ended
July 31, 2001

General and Administrative Expenses

General and Administrative

$7,953

Interest

15,720

Other

30,000

Amortization-Intangibles

--

Net Loss

(53,673)

Loss Per share

(0.01)

Weighted average number of shares outstanding

4,804,086

innovative technology acquisition corp

(A DEVELOPMENT STAGE Company)

Balance Sheet

(Unaudited)

Prepared by Management

AS AT JULY 31, 2001

WITH COMPARATIVE NUMBERS AS AT OCTOBER 31, 2000

ASSETS

2001

2000

Intangibles net of accumulated amortization of $750,000 min 2000 and 1999

$ 0

$ 0

LIABILITIES

CURRENT

Loans payable, stockholders

$120,400

$120,400

Note payable-affiliate

100,000

100,000

Due to Stockholders

65,567

64,949

Accrued Interest

107,669

91,949

Other accrued expenses

72,465

30,565

Total Current Liabilities

466,101

407,863

LONG TERM LIABILITIES

Loans Payable--Stockholder

--

--

Note Payable Affiliate

--

--

Other

5,830

5,830

Total Liabilities

471,931

413,693

SHAREHOLDERS DEFICIT

 Common stock, $0.01 par value; 100,000,000 shares authorized; 4,801,086 shares issued and outstanding at 2001 and 2000

48,011

48,011

Paid-In Capital

1,343,075

1,343,075

Deficit accumulated during development stage

(1,863,017)

(1.807,779)

Total Shareholders Deficit

(471,931)

(413,693)

innovative technology acquisition corp.

(A DEVELOPMENT STAGE Company)

Statement of Cash Flows

(Unaudited)

Prepared by Management

FOR THE 3 MONTHS ENDED JULY 31, 2001

WITH COMPARATIVE NUMBERS FOR JULY 31, 2000

        2001   2000

OPERATING ACTIVITIES

 Cash Provided by operations

  Net Loss     $(35,990)              $  (5,240)

  Adjustments to reconcile net

  loss to net cash used by

  operating activities:

   Amortization               --        --

  Increase in current liabilities:

   Accrued Interest and

   Other expenses               --          --

  Net change in non-cash working

  capital balances related to operations   --           --

FINANCING ACTIVITIES

 Capital stock issuance                 --           --

INVESTING ACTIVITIES

 Subscriptions receivable                --           --

INCREASE IN CASH      --           --

CASH, beginning of period      --           --

CASH, end of period       --           --

innovative technology acquisition corp.

(A DEVELOPMENT STAGE Company)

Statement of Cash Flows

(Unaudited)

Prepared by Management

FOR THE 9 MONTHS ENDED JULY 31, 2001

WITH COMPARATIVE NUMBERS FOR JULY 31, 2000

        2001   2000

OPERATING ACTIVITIES

 Cash Provided by operations

  Net Loss     $ (53,673)              $  (15,720)

  Adjustments to reconcile net

  loss to net cash used by

  operating activities:

   Amortization               --        --

  Increase in current liabilities:

   Accrued Interest and

   Other expenses               --          --

  Net change in non-cash working

  capital balances related to operations   --           --

FINANCING ACTIVITIES

 Capital stock issuance                 --           --

INVESTING ACTIVITIES

 Subscriptions receivable                --           --

INCREASE IN CASH      --           --

CASH, beginning of period      --           --

CASH, end of period     --           --

VIRILITE NEUTRACUTICAL Corporation

                (A DEVELOPMENT STAGE Company)

                 NOTES TO THE FINANCIAL STATEMENTS

(Unaudited)

Prepared by Management

JULY 31, 2001

NOTE 1-SUMMARY OF SIGNIFICANT ACCOUNT POLICIES

Organization and Business Activity

Innovative Technology Acquisition Corporation, formerly known as Virilite Neutracutical Corporation (the "Company") was incorporated in the state of Delaware in February 1996.  It was formed with the purpose of developing a sophisticated line of neutracutical, functional food and beverage products, using a proprietary formula, which utilized LIBIDO as a base component.  In February 1996, the Company acquired the exclusive distribution rights to LIBIDO for the United States and Mexico, which, for marketing purposes and due to the prior registration of the name LIBIDO as a trademark on an unrelated product, the Company refers to the component as VIRILITE (Note 4).

The Company is considered to be in the development stage, and the accompanying financial statements, represent those of a development stage enterprise.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenue and expenses during the reporting period.  Actual results could differ from those estimates.

Intangibles

Intangible assets consist of a distribution license, which is carried at cost less accumulated amortization. During 1999, the balance of the intangible asset was written off due to the uncertainty of any future realizability or recoverability of the remaining acquisition costs.  For the years ended October 31, 2000 and 1999 amortization expense was $ -0- and $643,792, respectively.

Net Loss Per Common Share

In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share" which simplifies the standards for computing earnings per share ("EPS") previously found in APB No. 15, "Earnings Per Share".  It replaces the presentation of primary EPS with a presentation of basic EPS.  It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the diluted EPS computation.  The Company adopted SFAS No. 128 in November 1997 and its

INNOVATIVE TECHNOLOGY ACQUISITION CORPORATION

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE 1-SUMMARY OF SIGNIFICANT ACCOUNT POLICIES (CONTINUED)

implementation did not have an effect on the financial statements.  EPS has been restated for all prior periods presented.  Net loss per common share (basic and diluted) is based on the net loss divided by the weighted average common shares outstanding during each year.

Income Taxes

The Company accounts for income taxes pursuant to the provisions of FASB No. 109 "Accounting for Income Taxes", which requires, among other things, a liability approach to calculating deferred income taxes.  The asset and liability approach requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities.  The Company has had operating losses since inception and accordingly had not provided for income taxes.  Realization of the benefits related to the net operating loss carryforward may be limited in any one year due to IRS Code Section 382, change of ownership rules.

New Accounting Pronouncements

SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", establishes accounting and reporting standards for derivative instruments and for hedging activities.  It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value.  The Statement applies to all entities and is effective for all fiscal quarters of the fiscal years beginning after June 15, 2000.  The Company did not engage in derivative instruments or hedging activities in any periods presented in the financial statements.

NOTE 2-LOAN PAYABLE-STOCKHOLDER

The loan, which was incurred in connection with the acquisition of a distribution license from a corporate stockholder in August 1996 (Note 4) had an original due date of August 28, 1998.  During 1998 the due date of the loan was extended until August 28, 2001.  The loan was again extended in 2001 for an additional year. The loan bears interest at prime plus 1% (or 8.25%). There are no installment payments due under the terms of the agreement.  Principal plus all accrued interest are due on August 28, 2002.

INNOVATIVE TECHNOLOGY ACQUISITION CORPORATION

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE 3-NOTE PAYABLE-AFFILIATE

Note payable affiliate had an original due date of May 24, 1998.  During 1998 the due date of the loan was extended until May 24, 2002.  The note bears interest at 1% over prime (or 8.25%).  There are no installment payments due under the terms of the agreement.  Principal plus all accrued interest are due on May 24, 2002.

NOTE 4-RELATED PARTY TRANSACTIONS

Distribution License

In February 1996, the Company acquired the exclusive distribution rights, in the United States and Mexico, to Libido, from one of its stockholders.  For marketing purposes and due to the prior registration of the name Libido as a trademark for an unrelated product, the Company refers to Libido as "VIRILITE". VIRILITE is the base component of the line of nutraceutical food products the Company plans to develop and market.

The distribution agreement, which expires on December 31, 2014 (Note 1), was purchased from one of the Companys shareholders for a total consideration of $750,000; in the form of $50,000 cash, a note of $200,000 (Note 2) maturing on August 28, 2001 with interest at prime plus 1% and 500,000 shares of the Companys stock valued at $1 per share.

Development Costs

Through October 31, 1998 development costs incurred totaled approximately $658,000.  No commercial production has taken place as of July 31, 2001. Limited production for test marketing purposes occurred in 1998.

NOTE 5-INCOME TAXES

At October 31, 2000, the Company had a net operating loss carryforward of approximately $1,805,000 that expires through 2013.  In the event of a change in ownership, the utilization of the NOL carryforward will be subject to limitation under certain provisions of the internal revenue code.  The Company has a deferred tax asset of approximately $679,000 as a result of a net operating loss carryforward, which is offset by a valuation allowance of the same amount due to the uncertainties behind its realization.

NOTE 6-GOING CONCERN CONSIDERATION

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  The basis of accounting contemplates the recovery of the Companys assets and the satisfaction of its liabilities in the normal course of operations.  Since inception, the Company has been involved in the acquisition of the exclusive distribution rights to LIBIDO for the United States and Mexico, the prior registration of the trademark and the performance of preliminary marketing promotional activities. The Companys ultimate ability to attain profitable operations is dependent upon its main stockholders providing additional financing to complete its development activities, and to achieve a level of sales to support its cost structure.  Through January 31, 2000, the Company suffered losses totaling approximately $1,827,000, which raises substantial doubt about the Companys ability to continue as a going concern.

         Plan of Operation

 The manufacturer of the Virilite powder, Med-Eq of Norway, has developed a more concentrated form of the dietary supplement. We are in the process of getting samples of the powder to assess if any changes will be need to be made to our TERBO Bar recipes.

We intend to  seek contract manufacturing and distribute the TERBO Bar and other products based on Virilite. In order to so we may have to sub-license the product to the contract manufacturer or distributor or enter into another type of profit or revenue sharing arrangement

 We have been actively seeking contract manufacturers for the TERBO Bars and are having discussions with a beverage producer capable of bottling an energy drink that uses Virilite. A beverage product had been previously developed, but had not been produced. We believe that it is important to have product line extensions available so as to keep the product line fresh and innovative.

We expect to be able to acquire new samples of the Virilite powder from the manufacturer by November 2001. Concurrent with our testing we will provide the  powder and recipes to any contract manufacturers with whom we intend to have a relationship to gauge their ability to produce TERBO Bars and possibly a Virilite based drink.

 Marketing of the Virilite products and any other products we may acquire, as described below, will take place mainly on the internet through the use of web sites, search engine placement, banner ads and opt-in e-mail advertising. We will sell our products directly and not through retail outlets initially. The competition for retail space makes it cost prohibitive to seek such placement. We have developed a brand identity using the name "Virilite" and "TERBO" and intend to continue using those names. The web site will contain information on the product, areas where consumers could interact with each other and a secure e-commerce site where consumers could purchase our products. It is anticipated that web site development would be paid for based upon a revenue sharing model or it would require Us to pay for the web site development services through the issuance of our common stock. We prefer these types of arrangements so as to preserve cash.

 Additional marketing strategies include the use of infomercials on TV or Radio. Radio infomercials are typically less expensive to produce and radio time is significantly less expensive than TV time. It is not expected that we would use this type of marketing until we have established a customer base through our internet strategy.

 Previously we advertised the TERBO Bar in USA Today, Playboy, Mens Health magazine and on the Howard Stern Show. These advertisements were very expensive and could not be sustained. Such a national advertising campaign could be effective if sustained. The Playboy ad generated the most revenue and continued smaller ads in Playboy directing consumers to our web site are part of our marketing strategy. However, we intend to focus more on internet marketing as it provides a more cost effective approach and the anonymity that many consumers seek when purchasing personal health items.

         We additionally intend  to  acquire  products  or the  rights to  products  in industries  other than the  nutraceutical  industry while not excluding the addition of other nutraceutical or dietary supplement products.  Once we have  obtained the rights  to  such  products,  We  would  seek  to  find  distributors  for  them or would distribute them through our web site. We are looking to other small companies that have innovative and unique products but who are having difficulty marketing the product or finding satisfactory distribution. Marketing of these additional items will be almost exclusively through the internet. For products outside of the nutraceutical industry we intend to register other domain names that would be appropriate for the products, using the ITAQ.net domain as a portal to our other sites.

         Our business operations will consume more cash then they generate over the short-term.  Therefore, management believes that it will be  necessary  to raise  additional  capital through  private placements of Our  stock or through shareholder loans.

         We will not restrict product  search to any specific industry. We may seek to acquire virtually any  kind  of  products  Our management will have complete discretion selecting any appropriate products.

         During the period ended July 31, 2001 we filed a registration statement on Form 10-SB. That registration statement became effective on August 1, 2001.

PART II OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)    3.1      Articles of Incorporation incorporated by reference from the Companys filing on Form   10-SB dated June 1, 2001.

3.2      Amendment to Articles of Incorporation (November 1997) incorporated by reference from  the Companys filing on Form 10-SB dated June 1, 2001.

3.3      Amendment to Articles of Incorporation (December 1999) incorporated by reference from  the Companys filing on Form 10-SB dated June 1, 2001.

3.4      Bylaws incorporated by reference from the Companys filing on Form 10-SB dated  June 1, 2001.

(b) Reports on Form 8-K. No reports on Form 8-K where filed during the 3 month period ended July 31. 2001.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

 /s/ Randy Lebow
Innovative Technology Acquisition Corp.

 Date: September 14, 2001

 /s/ Randy Lebow
President