Form 10KSB
period 2001-10-31
INNOVATIVE TECHNOLOGY ACQUISITION CORP
filed 2002-03-15
CIK 1140745

FORM 10-KSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the fiscal year ended - October 31, 2001
        OR
[   ]   TRANSITION  REPORT  PURSUANT  TO  SECTION  13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934
        For the transition period from

                         Commission file number 0-32823

                     INNOVATIVE TECHNOLOGY ACQUISITION CORP.
             (Exact name of registrant as specified in its charter)

           DELAWARE                                           98-0348407
(State or other jurisdiction of                    (Employer Identification No.)
 incorporation or organization)

                              144 King Street East
                           Toronto, ON Canada M5C 1G8
          (Address of principal executive offices, including zip code.)

                                 (416) 594 4441
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
       None

Securities registered pursuant to Section 12(g) of the Act:  Common Stock

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            YES [ X ]   NO [   ]

Check if no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is contained herein, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State Issuer's revenues for its most recent fiscal year.
       October 31, 2001 - $0

The aggregate market value of the voting stock held by non-affiliates on March 12, 2002 was $740,000. There are approximately 3,700,000 shares of common voting stock of the Registrant held by non-affiliates.

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date: March 12, 2002 - 4,854,086 shares of Common Stock

Transitional Small Business Issuer Format
       YES [   ]   NO [ X ]

                                     PART I

ITEM 1.   BUSINESS.

We were incorporated in Delaware in 1996 as Virilite Neutracutical Corp. In December 1999 we changed our name to Innovative Technology Acquisition Corp.

We have developed a functional food product that utilizes a dietary supplement that we call Virilite, but which is known as Libido outside of the United States. Virilite is a specialized freeze dried egg product developed in Norway which has been shown to increase the sex drive of men who have an otherwise diminished sex drive. We acquired the license to distribute this product as a functional food in the United States and Mexico. We have developed a granola bar called the "TERBO BAR" that contains Virilite. We have not started commercial production of the product, but did sell more than 10,000 TERBO Bars in a test marketing campaign in 1998. On November 1, 1998 We purchased the assets of Virilite Neutracutical Corporation (Canada) an Ontario corporation. This corporation developed and owned the proprietary formulas used in the TERBO Bar. Development of the formulas was done by VNC (Canada) in order to take advantage of certain tax incentives.

         In  December  1999  we  changed  our  name  to  Innovative   Technology
Acquisition Corp. to better identify ourselves as the distributors of innovative products and not just dietary supplements.

         We currently maintain the domain "itaq.net" that contains limited corporate information. We also own the domain "virilite.com".

         We have had limited operations since 1999 due to a lack of funding and have had no revenues in the last fiscal year.


LICENSES

         We acquired a license to use Virilite as a dietary food and/or beverage supplement, in the United States of America and Mexico in 1996. The Licensor was MPS International Food Works Incorporated who is the owner of a master license from Med-Eq A/G of Norway, one of the developers of Virilite'. Virilite is the tradename of the dietary supplement known as Libido in Europe. Due to prior registration of the name Libido in the United States for an unrelated product we use the tradename "Virilite". The license expires in 2014.


CUSTOMERS

         The target customer, initially, with be the adult male and female, ranging in age from 20 years and older. There are three distinct categories:

         A.       Young men and women, 20-30 years old.
         B.       Middle -aged men and women, 31-55 years old.
         C.       Elderly men and women, 55 years plus.

         Each age range will seek a specific benefit from the product. For the younger adult in group A, the product will be used for additional protein, and as an energy supplement for both physical and sexual activity. In group B, it will be as an energy supplement to help them cope with the stresses of everyday life. The product will be positioned as a "boost" to give this group the edge they need physically and sexually, if desired. Finally, group C, will use this product more from a problematic perspective, and most likely for diminished sexual drive.

         Impotency or diminished sexual desire are among the most common complaints heard by physicians, estimated to affect some 20 percent of the North American men and women in all post puberty age groups.


Government Regulation

         The manufacturing and sale of a nutraceutical product is regulated by the Food and Drug Administration. We believe that we are not required to apply for any approvals form the FDA as the product falls under the jurisdiction of the Dietary Supplement Health and Education Act. Should we acquire other products we may become subject to other government regulation related to that product.


Research and Development

         We completed research and development of the Terbo Bar in 1998 and have not incurred any additional research and development costs since then. We currently intend to acquire an improved form of the Virilite powder from Med-Eq to evaluate the need to reformulate the recipe for the TERBO Bar. Should we acquire additional products in either the nutraceutical industry or other industries additional research and development may be needed.

         Research on the effect of Virilite has been conducted by Med-Eq, but not by Us. To date, the research on Virilite has focused on its effect on sexual desire, as opposed to just erectile function in men. There have been approximately six studies conducted on Virilite, all involving a relatively small number of subjects. Each of the six studies is briefly described below. [Please note: The studies were conducted using the trade names "Libido" and "Ardor" for the dietary supplement called "Virilite" here. Due to prior trademark registration of the name Libido for an unrelated product, We were unable to use the name in the United States. Virilite is known as Libido in Europe where it is available in pill form. We plan to begin marketing Virilite in pill form in the current fiscal year].

         Although these studies all appear to indicate that Virilite may have a positive effect on sexual desire, each study contains one or more the following deficiencies in its methodology: inconsistent protocols, small numbers of subjects, open design (not double blind), no placebo controls, insufficient washout periods between the time of taking Virilite and commencement of taking the placebo, reliance on self reporting by subjects and measurement scales which were not validated.


Employees

Currently our only employee is our President, Randy Lebow.


Risk Factors


        WE LACK OPERATING HISTORY

        We have limited operating history and no current revenues. There can be no assurance that current or future products will ultimately result in profits to the Company.

         THERE IS SUBSTANTIAL COMPETITION FROM WELL ESTABLISHED DIETARY SUPPLENT COMPANIES

         The nutraceutical industry is becoming a highly competitive business and We expect competition to increase in the functional food and beverage area. We will compete with both domestic and foreign manufacturers in the functional food and beverage area although these companies will not be able to use Virilite in their product. Additionally several domestic companies are presently producing a nutraceutical foods and beverages using ginseng which is thought to have sexual enhancing capabilities. It can be expected that they will increase their efforts to position such products in this category. There can be no assurance that We will be successful in penetrating the nutraceutical market in North America to the extent necessary to become profitable.


         THERE MAY BE A NEED FOR GOVERNMENT APPROVAL OF OUR PRODUCTS

         The manufacturing and sale of a nutraceutical product is regulated by the Food and Drug Administration. The company believes that it is not required to apply for any approvals from the FDA as the product falls under the jurisdiction of the Dietary Supplement Health and Education Act. There can be no guarantee that the FDA will accept our interpretation of the act and thereby require us to submit Virilite for approval.


         THERE IS A  SCARCITY  OF AND  COMPETITION  FOR  UNIQUE  AND  INNOVATIVE
PRODUCTS

         We are and will continue to be an insignificant participant in the business of seeking unique and innovative products in the nutraceutical industry and other industries. A large number of established and well-financed entities are active in the acquisition of such products. Nearly all such entities have significantly greater financial resources, technical expertise and managerial capabilities than the Us and, consequently, We will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a transaction.


         THERE IS NO ACTIVE PUBLIC MARKET FOR OUR SECURITIES

         There is no active public trading market for Our Common Stock. There can be no assurance that any level of public trading market ever will develop for Our Common Stock and, even if a public trading market does develop, it may not be sustained.


         CONFLICTS OF INTEREST

         Mr. Lebow, the Company's president, participates in other business ventures, which may compete directly or indirectly with the Company. Additional conflicts of interest and non-arms length transactions may also arise in the future.


         PURCHASE OF PENNY STOCKS CAN BE RISKY.

         In the event that a public market develops for Our securities following a business combination, such securities may be classified as a penny stock depending upon their market price and the manner in which they are traded. The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a "penny stock," for purposes relevant to Us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share whose securities are admitted to quotation but do not trade on the Nasdaq SmallCap Market or on a national securities exchange. For any transaction involving a penny stock, unless exempt, the rules require delivery by the broker of a document to investors stating the risks of investment in penny stocks, the possible lack of liquidity, commissions to be paid, current quotation and investors' rights and remedies, a special suitability inquiry, regular reporting to the investor and other requirements.

         Prices for penny stocks are often not available and investors are often unable to sell such stock. Thus an investor may lose his investment in a penny stock and consequently should be cautious of any purchase of penny stocks.


         THERE IS NO AGREEMENT FOR MANUFACTURING OR DISTRIBUTING OUR PRODUCTS OR FOR THE ACQUISITION OF ANY OTHER PRODUCTS

         We have no current arrangement, agreement or understanding with respect to engaging a contract manufacturer or a distributor for the TERBO Bar or any other Virilite based product. There is no guarantee that we will be able to find a manufacturer or distributor who will participate in a revenue or profit sharing arrangement with the Us that would facilitate the manufacture and distribution of our products.


         POSSIBLE DILUTION OF VALUE OF SHARES UPON AQUISITION OF ADDITIONAL PRODUCTS.

         As we do not have significant cash resources it is anticipated that We would acquire additional products or product lines by issuing shares of our common stock.. Depending upon the value of the assets acquired, the per share value of Our common stock may increase or decrease, perhaps significantly.


ITEM 2.   DESCRIPTION OF PROPERTIES.

         The Company's executive offices are located at 144 King Street East, Toronto Ontario Canada. The offices are provided by a shareholder of the company at no cost.


ITEM 3.   LEGAL PROCEEDINGS.

         There are no material legal proceedings to which the Company is subject to or which are anticipated or threatened.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         There were no matters submitted to the Shareholders during the fourth quarter of 2001.


                                     PART II


ITEM 5.   MARKET  FOR  REGISTRANT'S  COMMON  EQUITY  AND  RELATED   STOCKHOLDERS
          MATTERS.

         Until December 2001 the Company' shares were quoted on the NQB Pink Sheets, but there was no trading activity. As of December 2001 our shares are now traded on the Bulletin Board operated by the National Association of Securities Dealers, Inc. under the trading symbol "ITAQ." Since being quoted on the OTC Bulletin Board there has been no trading in the stock, though four market makers have posted bid and/or ask prices. The current "best bid" is $.20 and the "best ask" is $.50.

         At March 12, 2002, there were 4,854,086 common shares of the Company issued and outstanding.

         At March 12, 2002, there were 33 holders of record including common shares held by brokerage clearing houses, depositories or otherwise in unregistered form. The beneficial owners of such shares are not known by the Company.

         No cash dividends have been declared by the Company nor are any intended to be declared. The Company is not subject to any legal restrictions respecting the payment of dividends, except that they may not be paid to render the Company insolvent. Dividend policy will be based on the Company's cash resources and needs and it is anticipated that all available cash will be needed for property acquisition, exploration and development for the foreseeable future.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS.

         Since inception we have produced only minimal revenues. We produced revenues during the test marketing of the Terbo Bar, but have continued to need shareholder financing to maintain our operations. Since the test marketing period we have not produced or manufactured any additional products. During the next twelve months it is expected that we will continue to rely on shareholder financing or the sale of our securities to continue funding our operations.


Plan of Operation

         The manufacturer of the Virilite powder, Med-Eq of Norway, has developed a more concentrated form of the dietary supplement. We are in the process of determining if any changes will be need to be made to our TERBO Bar recipes. Until we are able to assess the need to reformulate the TERBO Bar we intend to import and sell Virilite in tablet form. The tablets are available directly from the manufacturer

         We intend to seek contract manufacturing and distribute the TERBO Bar and other products based on Virilite. In order to do so we may have to sub-license the product to the contract manufacturer or distributor or enter into another type of profit or revenue sharing arrangement

         We have been actively seeking contract manufacturers for the TERBO Bars and are having discussions with a beverage producer capable of bottling an energy drink that uses Virilite. A beverage product had been previously developed, but had not been produced. We believe that it is important to have product line extensions available so as to keep the product line fresh and innovative.

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

         Previously we advertised the TERBO Bar in USA Today, Playboy, Men's Health magazine and on the Howard Stern Show. These advertisements were very expensive and could not be sustained. Such a national advertising campaign could be effective if sustained. The Playboy ad generated the most revenue and continued smaller ads in Playboy directing consumers to our web site are part of our marketing strategy. However, we intend to focus more on internet marketing as it provides a more cost effective approach and the anonymity that many consumers seek when purchasing personal health items.

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

         It is probable that our business operations will consume more cash then they generate over the short-term. Therefore, management believes that it will be necessary to raise additional capital for the Company through private placements of the Company's stock or through shareholder loans.


Intent to Buy Phase 4 Pharmaceutical LLC

         On January 28 2002 we entered into a letter of intent to purchase Phase 4 Pharmaceutical LLC. Phase 4 sells dietary supplements through its web site. We believe that the acquisition of Phase 4 will allow us to bring our own products to market sooner and with less cost. However, we along with Phase 4 have decided to cancel the letter of intent, but remain in informal discussions as each company progresses its business plan.

ITEM 7.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The financial statements are attached hereto as an Exhibit.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         In January 2000 we engaged Berkovits, Lago & Co. LLP as our independent accountants and Infante, Lago & Co. resigned. There was no disagreement with the prior accountants. The change was made in order to follow the partner who performed our audits to his new firm.

ITEM 9.   DIRECTORS,  EXECUTIVE  OFFICERS,  PROMOTERS   AND   CONTROL   PERSONS;
          COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

         The name, age and position held by each of the directors and officers of the Company are as follows:

Name                  Age       Position Held
----                  ---       -------------

Randy Lebow           42        President and a member of the Board
                                of Directors

Randy Lebow, President. Mr. Lebow, earned a Bachelor of Laws from Osgoode Hall Law School in Toronto. After graduation, he established his own legal practice with a focus on real estate, mortgage financing and corporate and commercial law. Mr. Lebow has sat on the Board of Directors of a publicly traded oil company and he is a Director of a private mortgage brokerage corporation. From 1998 until November 2001 Mr. Lebow was also Vice President of Gemini Integrated Financial Services Corp., our majority shareholder until November 2001. He has also acted as general counsel to several public companies.


ITEM 10.  EXECUTIVE COMPENSATION.

         No officer or director of the Company has received compensation from the Company.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table sets forth the number of shares of Our Common Stock beneficially owned as of March 12, 2002 by (i) the owners of more than five percent (5%) of Our Common Stock, (ii) the number of shares of Common Stock owned by each director and officer, and (iii) the number of shares of Common Stock owned by all officers and directors as a group:




Name and Address of                Number of Shares of       Percentage of
  Beneficial Owner                     Common Stock          Common Stock
-------------------                -------------------       -------------

Randy Lebow (ii)                            1,500                   0%
144 King St. East
Toronto, ON M5C 1G8

Gemini Integrated (2)
Financial Services (i)                  1,325,333                32.1%
144 King St. East
Toronto, ON M5C 1G8

Capbanx Corp. (i)                         500,000                10.3%
144 King Street East
Toronto, ON M5C 1G8

All Executive Officers and
Directors as a Group
(1 person)  (iii)                           1,500                   0%

Future Ventures Limited                   450,000                 9.3%

FTITA Investments Limited                 500,000                10.3%

Holograph Investments Limited             450,000                 9.3%

A H and R Consultants Limited             450,000                 9.3%

Richards and Chan Trading Company         450,000                 9.3%

   No arrangements exist which may result in a change in control of the Company.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         In February 1996 we acquired the exclusive distribution rights, in the United States and Mexico, to Libido, from a stockholder. The distribution license was purchased from the stockholder for a total consideration of $750,000 paid as follows: $50,000 cash, a note for $200,000 maturing on August 28, 2001 with interest at prime plus 1% (or 8.25%) and 500,000 shares of our common stock valued at $1 per share. Due to uncertainty regarding Our ability to realize on the distribution agreement we fully amortized the remaining unamortized value of the license agreement in 1999

         On November 1, 1998 we purchased the assets of Virilite Neutracutical Corporation (Canada), an Ontario corporation from a shareholder, who was at the time our majority shareholder. Consideration for the purchase was the assumption of liabilities of $663,860 associated with the assets. The assets consisted of certain proprietary formulas developed using the Virilite base component, the packaging and the logo for the product. We subsequently satisfied the liabilities by issuing 649,586 shares of common stock valued at $1 per share.



                                     PART IV

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Reports on Form 8-K

         The Company has not filed any reports on Form 8-K during the fourth quarter of 2001.


(b)      Exhibits

         The exhibits herein are incorporated by reference to the Company's filing on Form 10-SB filed on June 1, 2001.

3.1      Articles of Incorporation
3.2      Amendment to Articles of Incorporation (November 1997)
3.3      Amendment to Articles of Incorporation (December 1999)
3.4      Bylaws

                                   SIGNATURES

         In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.


/s/ Randy Lebow                       Date: March 12, 2002
--------------------                        --------------
Randy Lebow
President

                  INNOVATIVE TECHNOLOGY ACQUISITION cORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                              Financial Statements
                            October 31, 2001 and 2000

                  Innovative Technology Acquisition Corporation
                          (A Development Stage Company)






                                Table of Contents






Independent Auditors' Report.............................................      1

Balance Sheets...........................................................      2

Statements of Operations.................................................      3

Statement of Stockholders' Deficit.......................................      4

Statements of Cash Flows.................................................      5

Notes to Financial Statements............................................    6-9

                          INDEPENDENT AUDITORS' REPORT



To the Board of Directors
Innovative Technology Acquisition Corporation


We have audited the accompanying balance sheets of Innovative Technology Acquisition Corporation, (a development stage company) as of October 31, 2001 and 2000, and the related statements of operations, stockholders' deficit and cash flows for the years then ended and for the cumulative period from February 8, 1996 (inception) through October 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Innovative Technology Acquisition Corporation (a development stage company) as of October 31, 2001 and 2000, and the results of its operations and its cash flows for the years then ended and the cumulative period from February 8, 1996 (inception) through October 31, 2001 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 6 to the financial statements the Company's dependence on outside financing, lack of existing commitments from lenders to provide necessary financing, lack of sufficient working capital, and losses since inception raise substantial doubts about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 6. The financial statements do not include any adjustments that might result form the outcome of this uncertainty.





March 11, 2002


                  INNOVATIVE TECHNOLOGY ACQUISTION CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)


                                 BALANCE SHEETS


                                                                          October 31,
                                                                  --------------------------
                                                                      2001           2000
                                                                  -----------    -----------

                                     ASSETS

INTANGIBLES (net of accumulated amortization)                     $      --      $      --
                                                                  ===========    ===========


                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
   Loans payable - stockholder                                    $   120,400    $   120,400
   Note payable - affiliate                                           100,000        100,000
   Due to stockholders                                                194,997         64,949
   Accrued interest                                                   112,909         91,949
   Other accrued expenses                                              30,565         30,565
                                                                  -----------    -----------
           Total current liabilities                                  558,871        407,863





LONG TERM LIABILITIES:
   Other                                                                5,830          5,830
                                                                  -----------    -----------
           Total liabilities                                          564,701        413,693
                                                                  -----------    -----------

STOCKHOLDERS' DEFICIT:
   Common stock, $0.01 par value; 100,000,000 shares authorized
     4,804,086 and 4,801,086 shares issued and outstanding at
     October 31, 2001 and 2000, respectively                           48,041         48,011
   Additional paid-in capital                                       1,346,045      1,343,075
   Deficit accumulated during development stage                    (1,958,787)    (1,804,779)
                                                                  -----------    -----------
           Total stockholders' deficit                               (564,701)      (413,693)
                                                                  -----------    -----------
           Total liabilities and stockholders' deficit            $      --      $      --
                                                                  ===========    ===========







   The accompanying notes are an integral part of these financial statements.


                  INNOVATIVE TECHNOLOGY ACQUISTION CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)


                            STATEMENTS OF OPERATIONS




                                                                  For the year ended           Cumulative from
                                                                      October 31,              February 8, 1996
                                                         --------------------------------    (inception) through
                                                                2001              2000         October 31, 2001
                                                         --------------    --------------    -------------------

REVENUE                                                  $         --      $         --        $         --
                                                         --------------    --------------      --------------

GENERAL AND ADMINISTRATIVE:
   Administrative                                                 3,000              --                 3,000
   Development costs                                               --                --               657,822
   Professional fees                                              6,585            12,236             172,805
   Promotion                                                       --                --                41,176
   Consulting                                                   123,000              --               182,250
   Amortization of intangibles                                     --                --               750,000
   Other                                                            463             6,711              43,390
                                                         --------------    --------------      --------------
           Total general and administrative expenses            133,048            18,947           1,850,443
                                                         --------------    --------------      --------------

OTHER INCOME (EXPENSE)
   Interest expense                                             (20,960)          (20,960)           (112,909)
   Other income                                                    --                --                 4,565
                                                         --------------    --------------      --------------
           Total other income (expense)                         (20,960)          (20,960)           (108,344)

Net loss                                                 $     (154,008)   $      (39,907)     $   (1,958,787)
                                                         ==============    ==============      ==============


Loss per share                                           $        (0.03)   $        (0.01)
                                                         --------------    --------------

Weighted average number of shares outstanding                 4,802,586         4,801,086
                                                         ==============    ==============





   The accompanying notes are an integral part of these financial statements.


                  INNOVATIVE TECHNOLOGY ACQUISTION CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)


                       STATEMENTS OF STOCKHOLDERS' DEFICIT


                                                                                          Deficit
                                                                                        Accumulated
                                                  Common Stock            Additional    During the
                                           --------------------------      Paid-In      Development       Total
                                             Shares         Amount         Capital         Stage         Deficit
                                           -----------    -----------    -----------    -----------    -----------
Initial capitalization for cash,
   at $0.02 per share                        4,500,000    $    45,000    $    45,000    $      --      $    90,000
Common stock issued to
   acquire distribution license
   at $1.00 per share                          500,000          5,000        495,000           --          500,000
Net loss, nine months ended
   October, 11, 1996                              --             --             --         (106,497)      (106,497)
                                           -----------    -----------    -----------    -----------    -----------
Balance at October 31, 1996                  5,000,000         50,000        540,000       (106,497)       483,503
Net loss                                          --             --             --          (70,904)       (70,904)
                                           -----------    -----------    -----------    -----------    -----------
Balance at October 31, 1997                  5,000,000         50,000        540,000       (177,401)       412,599
Common stock issued for cash,
   at $1.00 per share                          151,500          1,515        149,985           --          151,500
Less: subscription receivable for
   shares issued                                  --           (1,515)      (149,985)          --         (151,500)
Net loss                                          --             --             --         (116,022)      (116,022)
                                           -----------    -----------    -----------    -----------    -----------
Balance at October 31, 1998 as
   previously reported                       5,151,000         50,000        540,000       (293,423)       296,577
Adjustment in connection with
   agreement that was not consummated       (1,000,000)       (10,000)        10,000           --             --
                                           -----------    -----------    -----------    -----------    -----------
Balance at October 31, 1998, as restated     4,151,500         40,000        550,000       (293,423)       296,577
Common stock issued at $1.00
   per share                                   649,586          6,496        643,090           --          649,586
Collection of subscription receivable             --            1,515        149,985           --          151,500
Net loss                                          --             --             --       (1,471,449)    (1,471,449)
                                           -----------    -----------    -----------    -----------    -----------
Balance at October 31, 1999                  4,801,086         48,011      1,343,075     (1,764,872)      (373,786)
Net loss                                          --             --             --          (39,907)       (39,907)
                                           -----------    -----------    -----------    -----------    -----------
Balance at October 31, 2000                  4,801,086         48,011      1,343,075     (1,804,779)      (413,693)
Common stock issued for services at
   $1.00 per share                               3,000             30          2,970           --            3,000
Net loss                                          --             --             --         (154,008)      (154,008)
                                           -----------    -----------    -----------    -----------    -----------
Balance at October 31, 2001                  4,804,086    $    48,041    $ 1,346,045    $(1,958,787)   $  (564,701)
                                           ===========    ===========    ===========    ===========    ===========





   The accompanying notes are an integral part of these financial statements.


                  INNOVATIVE TECHNOLOGY ACQUISTION CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)


                            STATEMENTS OF CASH FLOWS




                                                         For the year ended           Cumulative from
                                                             October 31,              February 8, 1996
                                               ----------------------------------   (inception) through
                                                       2001               2000        October 31, 2001
                                               ---------------    ---------------     ----------------
Operating activities:
   Net loss                                    $      (154,008)   $       (39,907)    $    (1,958,787)
   Adjustments to reconcile net loss to
      Net cash used in operating activities:
   Amortization                                           --                 --               750,000
   Development costs                                      --                 --               649,586
Changes in assets and liabilities:
   Increase in accrued interest                         20,960             20,960             112,909
   Decrease in subscription receivables                   --                 --               151,500
   Increase in other accrued expenses                     --                 --                30,565
                                               ---------------    ---------------     ---------------
Net cash used in operating activities                 (133,048)           (18,947)           (264,227)

Cash flows from investing activities:
   Acquisition of distribution license                    --                 --              (750,000)
                                               ---------------    ---------------     ---------------
Net cash used in investing activities                     --                 --              (750,000)
Cash flows from financing activities:
   Loans and advances - shareholders                   130,048             13,117             315,397
   Increase in notes payable - other                      --                5,830             105,830
   Proceeds from sales of common stock                   3,000               --               593,000
                                               ---------------    ---------------     ---------------
Net cash provided by financing activities              133,048             18,947           1,014,227

Net increase (decrease) in cash                           --                 --                  --
Cash at beginning of the year                             --                 --                  --
                                               ---------------    ---------------     ---------------
Cash at the end of the year                    $          --      $          --       $          --
                                               ===============    ===============     ===============


Supplemental disclosures of non-cash financing activities:
   In November 1998, the Company issued 649,586 shares of common stock at $1.00 per share to reimburse an affiliated company for costs incurred in developing a product.
   In May 2001, the Company issued 3,000 shares of common stock at $1.00 per share to pay a consultant for services related to the maintenance of the Company's website.





   The accompanying notes are an integral part of these financial statements.

                  INNOVATIVE TECHNOLOGY ACQUISTION CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)


                          NOTES TO FINANCIAL STATEMENTS


NOTE 1-SUMMARY OF SIGNIFICANT ACCOUNT POLICIES


    Organization and Business Activity
    ----------------------------------

         Innovative Technology Acquisition Corporation, formerly known as Virilite Neutracutical Corporation (the "Company") was incorporated in the state of Delaware in February 1996. It was formed with the purpose of developing a sophisticated line of nutraceutical, functional food and beverage products, using a proprietary formula, which utilized LIBIDO as a base component. In February 1996, the Company acquired the exclusive distribution rights to LIBIDO for the United States and Mexico. Because of prior registration of the name LIBIDO as a trademark for an unrelated product, and other marketing considerations, the Company refers to the component as VIRILITE (Note 4).

         The Company is considered to be in the development stage, and the accompanying financial statements, represent those of a development stage enterprise.

    Use of Estimates
    ----------------

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

    Intangibles
    -----------

         Intangible assets consist of a distribution license, which is carried at cost less accumulated amortization.

    Net Loss Per Common Share
    -------------------------

         The Company applies SFAS No. 128, Earnings Per Share. In accordance with SFAS No. 128, basic net loss per share has been computed based on the weighted average of common shares outstanding during the period. Diluted earnings per share include the effects of any outstanding financial instruments that may be converted into common stock. SFAS No. 128 provides guidance to calculate the equivalent number of common shares that would be likely issued in the event the holder would elect to convert the financial instrument into common shares. As per SFAS No.128, there were no common stock equivalents at October 31, 2001 and 2000.

                  INNOVATIVE TECHNOLOGY ACQUISTION CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)


                    NOTES TO FINANCIAL STATEMENTS (Continued)


NOTE 1-SUMMARY OF SIGNIFICANT ACCOUNT POLICIES (CONTINUED)

    Income Taxes
    ------------

         The Company accounts for income taxes pursuant to the provisions of FASB No. 109 "Accounting for Income Taxes", which requires, among other things, a liability approach to calculating deferred income taxes. The asset and liability approach requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. The Company has had operating losses since inception and accordingly has not provided for income taxes. Realization of the benefits related to the net operating loss carryforward may be limited in any one year due to IRS Code Section 382, change of ownership rules.

    New Accounting Pronouncements
    -----------------------------

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


NOTE 2-LOAN PAYABLE-STOCKHOLDER

         The loan, which was incurred in connection with the acquisition of a distribution license from a corporate stockholder in August 1996 (Note
         4) had an original due date of August 28, 1998. During 1998, the due date of the loan was extended until August 28, 2001. In 2001, the due date of the loan was extended to August 28, 2002. The loan bears interest at prime plus 1% (or 8.25%). There are no installment payments due under the terms of the agreement. Principal plus all accrued interest is due on August 28, 2001. During 2001, the due date of the loan was extended until August 28, 2002. Accrued interest at October 31, 2001 and 2000, in connection with this loan, was approximately $59,800 and $49,900, respectively.


NOTE 3-NOTE PAYABLE-AFFILIATE

         Note payable affiliate had an original due date of May 24, 1998. During 1998, the due date of the loan was extended until May 24, 2001. In 2001, the due date was extended to May 24, 2002. The note bears interest at 1% over prime (or 8.25%). There are no installment payments due under the terms of the agreement. Principal plus all accrued interest is due on May 24, 2002. Accrued interest at October 31, 2001 and 2000, in connection with this loan, was approximately $49,750 and $41,500 respectively.


NOTE 4-RELATED PARTY TRANSACTIONS

    Distribution License
    --------------------

         In February 1996, the Company acquired the exclusive distribution rights, in the United States and Mexico, to Libido, from one of its stockholders. For marketing purposes and due to the prior registration of the name Libido as a trademark for an unrelated product, the Company refers to Libido as "VIRILITE".

                  INNOVATIVE TECHNOLOGY ACQUISTION CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)


                    NOTES TO FINANCIAL STATEMENTS (Continued)


NOTE 4-RELATED PARTY TRANSACTIONS (CONTINUED)

    Distribution License (continued)
    --------------------------------

         VIRILITE is the base component of the line of nutraceutical food products the Company plans to develop and market.

         The distribution license, which expires on December 31, 2014 (Note 1), was purchased from one of the Company's shareholders for a total consideration of $750,000; in the form of $50,000 cash, a note of $200,000 (Note 2) maturing on August 28, 2002 with interest at prime plus 1% and 500,000 shares of the Company's stock valued at $1 per share.

    Development Costs
    -----------------

         The Company, through a subsidiary of its major stockholder, plans to commence development of a product in the form of an energy bar, which will be used for test marketing purposes. Through October 31, 1998, development costs incurred totaled approximately $657,822. No production has taken place as of October 31, 2001.

    Consulting Fees
    ---------------

         In 2001, the Company expended $120,000 in consulting fees relating to the interaction with investment bankers, acquisition due diligence and registration of the Company as a reporting over-the counter entity. The fees are payable to Gemini Integrated Financial Services, the Company's major stockholder.


NOTE 5-INCOME TAXES

         At October 31, 2001, the Company had a net operating loss carryforward of approximately $1,959,000 that expires through 2013. In the event of a change in ownership, the utilization of the NOL carryforward will be subject to limitation under certain provisions of the Internal Revenue Code. The Company has a deferred tax asset of approximately $737,000 as a result of a net operating loss carryforward, which is offset by a valuation allowance of the same amount due to the uncertainties behind its realization.


NOTE 6-GOING CONCERN CONSIDERATION

         The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The basis of accounting contemplates the recovery of the Company's assets and the satisfaction of its liabilities in the normal course of operations. Since inception, the Company has been involved in the acquisition of the exclusive distribution rights to LIBIDO for the United States and Mexico, the prior registration of the trademark and the performance of preliminary marketing promotional activities. The Company's ultimate ability to attain profitable operations is dependent upon its main stockholders' providing additional financing to complete its development activities, and to achieve a level of sales to support its cost structure. Through October 31, 2001, the Company suffered losses totaling approximately $1,959,000, which raises substantial doubt about the Company's ability to continue as a going concern.

                  INNOVATIVE TECHNOLOGY ACQUISTION CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)


                    NOTES TO FINANCIAL STATEMENTS (Continued)


NOTE 7-SUBSEQUENT EVENTS


         The Company issued 50,000 shares of common stock on December 31, 2001 in payment of consulting services.