Form 10QSB
period 2002-01-31
INNOVATIVE TECHNOLOGY ACQUISITION CORP
filed 2002-04-19
CIK 1140745

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended: January 31, 2002


[ ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
      For the transition period from _________________ to _________________

                         Commission file number 0-32823


                     INNOVATIVE TECHNOLOGY ACQUISITIONS CORP
        (Exact name of small business issuer as specified in its charter)

            Delaware                                       98-0348407
(State or other jurisdiction of               (IRS Employer Identification No.)
 incorporation or organization)

              144 King Street East, Toronto Ontario Canada M5C 1G8
                    (Address of principal executive offices)


                                 (416) 594-4441
                           (Issuer's telephone number)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 4,854,086

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                         PART I -- FINANCIAL INFORMATION





                  INNOVATIVE TECHNOLOGY ACQUISITION cORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                              Financial Statements
                            January 31, 2002 and 2001


                  INNOVATIVE TECHNOLOGY ACQUISTION CORPORATION

                          (A DEVELOPMENT STAGE COMPANY)

                              Financial Statements
                            January 31, 2002 and 2001
                                 BALANCE SHEETS

                                                                         January 31,
                                                                  --------------------------
                                                                      2002           2001
                                                                  -----------    -----------

                                     ASSETS

INTANGIBLES (net of accumulated amortization)                     $      --      $      --
                                                                  ===========    ===========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
   Loans payable - stockholder                                    $   120,400    $   120,400
   Note payable - affiliate                                           100,000        100,000
   Due to stockholders                                                230,747         64,949
   Accrued interest                                                   118,149         97,189
   Other accrued expenses                                              30,565         30,565
                                                                  -----------    -----------
           Total current liabilities                                  599,861        413,103

LONG TERM LIABILITIES:
   Other                                                                5,830          5,830
                                                                  -----------    -----------
           Total liabilities                                          605,691        418,933
                                                                  -----------    -----------

STOCKHOLDERS' DEFICIT:
   Common stock, $0.01 par value; 100,000,000 shares authorized
     4,854,086 and 4,801,086 shares issued and outstanding at
     January 31, 2002 and 2001, respectively                           48,541         48,011
   Additional paid-in capital                                       1,355,545      1,343,075
   Deficit accumulated during development stage                    (2,009,777)    (1,810,019)
                                                                  -----------    -----------
           Total stockholders' deficit                               (605,691)      (418,933)
                                                                  -----------    -----------
           Total liabilities and stockholders' deficit            $      --      $      --
                                                                  ===========    ===========






   The accompanying notes are an integral part of these financial statements.


                  INNOVATIVE TECHNOLOGY ACQUISTION CORPORATION

                          (A DEVELOPMENT STAGE COMPANY)

                              Financial Statements
                            January 31, 2002 and 2001
                            STATEMENTS OF OPERATIONS



                                                                                        Cumulative from
                                                             For the quarter ended     February 8, 1996
                                                                  January 31,             (inception)
                                                       ------------------------------   through January
                                                             2002             2001         31, 2002
                                                       -------------    -------------    -------------
REVENUE                                                $        --      $        --      $        --
                                                       -------------    -------------    -------------

GENERAL AND ADMINISTRATIVE:
   Administrative                                                750             --              3,750
   Development costs                                            --               --            657,822
   Professional fees                                           5,000             --            177,805
   Promotion                                                    --               --             41,176
   Consulting                                                 40,000             --            222,250
   Amortization of intangibles                                  --               --            750,000
   Other                                                        --               --             43,390
                                                       -------------    -------------    -------------
           Total general and administrative expenses          45,750             --          1,896,193
                                                       -------------    -------------    -------------

OTHER INCOME (EXPENSE)
   Interest expense                                           (5,240)          (5,240)        (118,149)
   Other income                                                 --               --              4,565
                                                       -------------    -------------    -------------
           Total other income (expense)                       (5,240)          (5,240)        (113,584)
                                                       -------------    -------------    -------------

Net loss                                               $     (50,990)   $      (5,240)   $  (2,009,777)
                                                       =============    =============    =============

Loss per share                                         $       (0.01)   $       (0.00)
                                                       -------------    -------------

Weighted average number of shares outstanding              4,802,586        4,801,086
                                                       =============    =============



The accompanying notes are an integral part of these financial statements


                  INNOVATIVE TECHNOLOGY ACQUISTION CORPORATION

                          (A DEVELOPMENT STAGE COMPANY)

                              Financial Statements
                            January 31, 2002 and 2001
                       STATEMENTS OF STOCKHOLDERS' DEFICIT

                                                                                    Deficit
                                                                                  Accumulated
                                              Common Stock          Additional      During
                                        ------------------------      Paid-In     Development      Total
                                          Shares        Amount        Capital        Stage        Deficit
                                        ----------    ----------    ----------    ----------    ----------
Initial capitalization for cash,
  at $0.02 per share                     4,500,000    $   45,000    $   45,000    $     --      $   90,000
Common stock issued to
  acquire distribution license
  at $1.00 per share                       500,000         5,000       495,000          --         500,000
Net loss, nine months ended
  October, 11, 1996                           --            --            --        (106,497)     (106,497)
                                        ----------    ----------    ----------    ----------    ----------
Balance at October 31, 1996              5,000,000        50,000       540,000      (106,497)      483,503
Net loss                                      --            --            --         (70,904)      (70,904)
                                        ----------    ----------    ----------    ----------    ----------
Balance at October 31, 1997              5,000,000        50,000       540,000      (177,401)      412,599
Common stock issued for cash,
  at $1.00 per share                       151,500         1,515       149,985          --         151,500
Less: subscription receivable for
  shares issued                               --          (1,515)     (149,985)         --        (151,500)
Net loss                                      --            --            --        (116,022)     (116,022)
                                        ----------    ----------    ----------    ----------    ----------
Balance at October 31, 1998 as
  previously reported                    5,151,500        50,000       540,000      (293,423)      296,577
Adjustment in connection with
  agreement  that was not consummated   (1,000,000)      (10,000)       10,000          --            --
                                        ----------    ----------    ----------    ----------    ----------
Balance at October 31, 1998, as
  restated                               4,151,500        40,000       550,000      (293,423)      296,577



                  INNOVATIVE TECHNOLOGY ACQUISTION CORPORATION

                          (A DEVELOPMENT STAGE COMPANY)

                                                                                    Deficit
                                                                                  Accumulated
                                                                     Additional     During
                                                                      Paid-In     Development       Total
                                           Shares       Amount        Capital        Stage         Deficit
                                        -----------   -----------   -----------   -----------    -----------
Common stock issued at $1.00
  per share                                 649,586         6,496       643,090          --          649,586
Collection of subscription receivable          --           1,515       149,985          --          151,500
Net loss                                       --            --            --      (1,471,449)    (1,471,449)
                                        -----------   -----------   -----------   -----------    -----------
Balance at October 31, 1999               4,801,086        48,011     1,343,075    (1,764,872)      (373,786)
Net loss                                       --            --            --         (39,907)       (39,907)
                                        -----------   -----------   -----------   -----------    -----------
Balance at October 31, 2000               4,801,086        48,011     1,343,075    (1,804,779)      (413,693)
Common stock issued for services at
  $1.00 per share                             3,000            30         2,970          --            3,000
Net loss                                       --            --            --        (154,008)      (154,008)
                                        -----------   -----------   -----------   -----------    -----------
Balance at October 31, 2001               4,804,086   $    48,041   $ 1,346,045   $(1,958,787)   $  (564,701)
Common Stock issued for services at
  $.20 per share                             50,000           500         9,500          --           10,000
Net Loss                                       --            --            --         (50,990)       (50,990)
                                        ===========   ===========   ===========   ===========    ===========
Balance at January 31, 2002               4,854,086   $    48,541   $ 1,355,545   $(2,009,777)   $  (605,691)
                                        ===========   ===========   ===========   ===========    ===========


The accompanying notes are an integral part of these financial statements.


                  INNOVATIVE TECHNOLOGY ACQUISTION CORPORATION

                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF CASH FLOWS

                                                                              Cumulative from
                                                  For the quarter ended      February 8, 1996
                                                       January 31,              (inception)
                                               --------------------------         through
                                                   2002           2001       January 31, 2002
                                               -----------    -----------    ----------------
Operating activities:
   Net loss                                    $   (50,990)   $    (5,240)   $    (2,009,777)
   Adjustments to reconcile net loss to
      Net cash used in operating activities:
   Amortization                                       --             --              750,000
   Development costs                                  --             --              649,586
   Non-Cash Items                                   40,000           --               40,000
Changes in assets and liabilities:
   Increase in accrued interest                      5,240          5,240            118,149
   Decrease in subscription receivables               --             --              151,500
   Increase in other accrued expenses                 --             --               30,565
                                               -----------    -----------    ---------------
Net cash used in operating activities               (5,750)             0           (269,977)

Cash flows from investing activities:
   Acquisition of distribution license                --             --             (750,000)
                                               -----------    -----------    ---------------
Net cash used in investing activities                 --             --             (750,000)

Cash flows from financing activities:
   Loans and advances - shareholders                 5,750           --              321,147
   Increase in notes payable - other                  --            5,240            105,830
   Proceeds from sales of common stock                --             --              593,000
                                               -----------    -----------    ---------------
Net cash provided by financing activities            5,750          5,240          1,019,977

Net increase (decrease) in cash                       --             --                 --
Cash at beginning of the year                         --             --                 --
                                               -----------    -----------    ---------------
Cash at the end of the year                    $      --      $      --      $          --
                                               ===========    ===========    ===============


                  INNOVATIVE TECHNOLOGY ACQUISTION CORPORATION

                          (A DEVELOPMENT STAGE COMPANY)


Supplemental disclosures of non-cash financing activities:
   In November 1998, the Company issued 649,586 shares of common stock at $1.00 per share to reimburse an affiliated company for costs incurred in developing a product.
   In May 2001, the Company issued 3,000 shares of common stock at $1.00 per share to pay a consultant for services related to the maintenance of the Company's website.
   In December 2001, the Company issued 50,000 shares of common stock at $.20 per share to pay for investment banking services.

                  INNOVATIVE TECHNOLOGY ACQUISTION CORPORATION

                          (A DEVELOPMENT STAGE COMPANY)



                              Financial Statements
                            January 31, 2002 and 2001
                          NOTES TO FINANCIAL STATEMENTS


NOTE 1-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
-------------------------------------------------


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

    Net Loss Per Common Share
    -------------------------

         The Company applies SFAS No. 128, Earnings Per Share. In accordance with SFAS No. 128, basic net loss per share has been computed based on the weighted average of common shares outstanding during the period. Diluted earnings per share include the effects of any outstanding financial instruments that may be converted into common stock. SFAS No. 128 provides guidance to calculate the equivalent number of common shares that would be likely issued in the event the holder would elect to convert the financial instrument into common shares. As per SFAS No.128, there were no common stock equivalents at January 31, 2002 and 2001.

                  INNOVATIVE TECHNOLOGY ACQUISTION CORPORATION

                          (A DEVELOPMENT STAGE COMPANY)

                    NOTES TO FINANCIAL STATEMENTS (Continued)


NOTE 1-SUMMARY OF SIGNIFICANT ACCOUNT POLICIES (CONTINUED)
----------------------------------------------------------

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


NOTE 2-LOAN PAYABLE-STOCKHOLDER
-------------------------------

         The loan, which was incurred in connection with the acquisition of a distribution license from a corporate stockholder in August 1996 (Note
         4) had an original due date of August 28, 1998. During 1998, the due date of the loan was extended until August 28, 2001. In 2001, the due date of the loan was extended to August 28, 2002. The loan bears interest at prime plus 1% (or 8.25%). There are no installment payments due under the terms of the agreement. Principal plus all accrued interest is due on August 28, 2001. Accrued interest at January 31, 2002 was approximately $66,337.


NOTE 3-NOTE PAYABLE-AFFILIATE
-----------------------------

         Note payable affiliate had an original due date of May 24, 1998. During 1998, the due date of the loan was extended until May 24, 2001. In 2001, the due date was extended to May 24, 2002. The note bears interest at 1% over prime (or 8.25%). There are no installment payments due under the terms of the agreement. Principal plus all accrued interest is due on May 24, 2002. Accrued interest at January 31, 2002 and 2001, in connection with this loan, was approximately $51,812 and $43,562 respectively.


NOTE 4-RELATED PARTY TRANSACTIONS
---------------------------------

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


NOTE 4-RELATED PARTY TRANSACTIONS (CONTINUED)
---------------------------------------------

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

    Development Costs
    -----------------

         The Company, through a subsidiary of its major stockholder, plans to commence development of a product in the form of an energy bar, which will be used for test marketing purposes. Through October 31, 1998, development costs incurred totaled approximately $657,822. No production has taken place as of January 31, 2002.

    Consulting Fees
    ---------------

         In the quarter ended January 31, 2002, the Company accrued $30,000 in consulting fees relating to the interaction with investment bankers, acquisition due diligence and registration of the Company as a reporting over-the counter entity. The fees are payable to Gemini Integrated Financial Services, the Company's major stockholder.


NOTE 5-GOING CONCERN CONSIDERATION
----------------------------------

         The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The basis of accounting contemplates the recovery of the Company's assets and the satisfaction of its liabilities in the normal course of operations. Since inception, the Company has been involved in the acquisition of the exclusive distribution rights to LIBIDO for the United States and Mexico, the prior registration of the trademark and the performance of preliminary marketing promotional activities. The Company's ultimate ability to attain profitable operations is dependent upon its main stockholders' providing additional financing to complete its development activities, and to achieve a level of sales to support its cost structure. Through January 31, 2002, the Company has accumulated a deficit totaling approximately $2,009,777, which raises substantial doubt about the Company's ability to continue as a going concern.

                  INNOVATIVE TECHNOLOGY ACQUISTION CORPORATION

                          (A DEVELOPMENT STAGE COMPANY)



         Item 2.  Plan of Operation

Since inception we have produced no revenues. We continue to need shareholder financing to maintain our operations. Since the test marketing period we have not produced or manufactured any additional products. During the next twelve months it is expected that we will continue to rely on shareholder financing or the sale of our securities to continue funding our operations.

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

                  INNOVATIVE TECHNOLOGY ACQUISTION CORPORATION

                          (A DEVELOPMENT STAGE COMPANY)



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

                          PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
     We are not currently involved in any legal proceedings.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS
     During the quarter ended January 31, 2002 we issued 50,000 shares of common stock to vFinance Investments, Inc. pursuant to an investment banking contract. We relied on the exemption from registration contained in Section 4(2) of the Securities Act of 1933. Pursuant to the contract vFinance will provide investment banking advice.

ITEM 3.  DEFAULTS UPON SENIOR NOTES.
     None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDIERS
     None.

ITEM 5.  OTHER INFORMATION.
     None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.
     None.

Item 6. Exhibits and Reports on Form 8-K.
(a) 3.1 Articles of Incorporation incorporated by reference from the Company's filing on Form 10-SB dated June 1, 2001.
     3.2 Amendment to Articles of Incorporation (November 1997) incorporated by reference from the Company's filing on Form 10-SB dated June 1, 2001.
     3.3 Amendment to Articles of Incorporation (December 1999) incorporated by reference from the Company's filing on Form 10-SB dated June 1, 2001.
     3.4 Bylaws incorporated by reference from the Company's filing on Form 10-SB dated June 1, 2001.

(b) Reports on Form 8-K. No reports on Form 8-K where filed during the 3 month period ended January 31. 2002.


                                   SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 /s/ Randy Lebow
                                     Innovative Technology Acquisition Corp.
Date: April 19, 2002                             /s/ Randy Lebow
                                                    President