Form 10QSB
period 2002-04-30
INNOVATIVE TECHNOLOGY ACQUISITION CORP
filed 2002-07-03
CIK 1140745

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended : April 30, 2002


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

                         PART I -- FINANCIAL INFORMATION









                  INNOVATIVE TECHNOLOGY ACQUISITION cORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                                        -
                              Financial Statements
                             April 30, 2002 and 2001

                  INNOVATIVE TECHNOLOGY ACQUISTION CORPORATION

                          (A DEVELOPMENT STAGE COMPANY)

                              Financial Statements
                             April 30, 2002 and 2001
                                 BALANCE SHEETS

                                                                           April 30,
                                                                  --------------------------
                                                                      2002           2001
                                                                  -----------    -----------
                                     ASSETS

INTANGIBLES (net of accumulated amortization)                     $      --      $      --
                                                                  ===========    ===========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
   Loans payable - stockholder                                    $   120,400    $   120,400
   Note payable - affiliate                                           100,000        100,000
   Due to stockholders                                                262,186         65,567
   Accrued interest                                                   123,389        102,429
   Other accrued expenses                                              30,565         37,150
                                                                  -----------    -----------
           Total current liabilities                                  636,540        425,546

LONG TERM LIABILITIES:
   Other                                                                5,830          5,830
                                                                  -----------    -----------
           Total liabilities                                          642,370        431,376
                                                                  -----------    -----------

STOCKHOLDERS' DEFICIT:
   Common stock, $0.01 par value; 100,000,000 shares authorized
     4,854,086 and 4,801,086 shares issued and outstanding at
     April 30, 2002 and 2001, respectively                             48,541         48,011
   Additional paid-in capital                                       1,355,545      1,343,075
   Deficit accumulated during development stage                    (2,046,456)    (1,822,462)
                                                                  -----------    -----------
           Total stockholders' deficit                               (642,370)      (431,376)
                                                                  -----------    -----------
           Total liabilities and stockholders' deficit            $      --      $      --
                                                                  ===========    ===========


   The accompanying notes are an integral part of these financial statements.


                  INNOVATIVE TECHNOLOGY ACQUISTION CORPORATION

                          (A DEVELOPMENT STAGE COMPANY)

                              Financial Statements
                             April 30, 2002 and 2001
                            STATEMENTS OF OPERATIONS

                                                                                         Cumulative from
                                                            For the quarter ended        February 8, 1996
                                                                   April 30,               (inception)
                                                       ------------------------------    through April 30,
                                                             2002             2001             2002
                                                       -------------    -------------    ----------------
REVENUE                                                $        --      $        --        $        --
                                                       -------------    -------------      -------------

GENERAL AND ADMINISTRATIVE:
   Administrative                                              1,189            7,203              4,939
   Development costs                                            --               --              657,822
   Professional fees                                            --               --              177,805
   Promotion                                                    --               --               41,176
   Consulting                                                 30,000             --              252,250
   Amortization of intangibles                                  --               --              750,000
   Other                                                         250             --               43,640
                                                       -------------    -------------      -------------
           Total general and administrative expenses          31,439            7,203          1,927,632
                                                       -------------    -------------      -------------

OTHER INCOME (EXPENSE)
   Interest expense                                           (5,240)          (5,240)          (123,389)
   Other income                                                 --               --                4,565
                                                       -------------    -------------      -------------
           Total other income (expense)                       (5,240)         (12,443)          (118,824)
                                                       -------------    -------------      -------------

Net loss                                               $     (36,679)   $     (12,443)     $  (2,046,456)
                                                       =============    =============      =============

Loss per share                                         $       (0.01)   $       (0.00)
                                                       -------------    -------------

Weighted average number of shares outstanding              4,854,586        4,801,086
                                                       =============    =============



   The accompanying notes are an integral part of these financial statements


                  INNOVATIVE TECHNOLOGY ACQUISTION CORPORATION

                          (A DEVELOPMENT STAGE COMPANY)

                              Financial Statements
                             April 30, 2002 and 2001
                       STATEMENTS OF STOCKHOLDERS' DEFICIT


                                                                                    Deficit
                                                                                  Accumulated
                                                Common Stock         Additional      During
                                         ------------------------     Paid-In     Development       Total
                                           Shares        Amount       Capital        Stage         Deficit
                                        -----------   -----------   -----------   -----------    -----------
Initial capitalization for cash,
   at $0.02 per share                     4,500,000   $    45,000   $    45,000   $      --      $    90,000
Common stock issued to
   acquire distribution license
   at $1.00 per share                       500,000         5,000       495,000          --          500,000
Net loss, nine months ended
   October, 11, 1996                           --            --            --        (106,497)      (106,497)
                                        -----------   -----------   -----------   -----------    -----------
Balance at October 31, 1996               5,000,000        50,000       540,000      (106,497)       483,503
Net loss                                       --            --            --         (70,904)       (70,904)
                                        -----------   -----------   -----------   -----------    -----------
Balance at October 31, 1997               5,000,000        50,000       540,000      (177,401)       412,599
Common stock issued for cash,
   at $1.00 per share                       151,500         1,515       149,985          --          151,500
Less: subscription receivable for
   shares issued                               --          (1,515)     (149,985)         --         (151,500)
Net loss                                       --            --            --        (116,022)      (116,022)
                                        -----------   -----------   -----------   -----------    -----------
Balance at October 31, 1998 as
   previously reported                    5,151,500        50,000       540,000      (293,423)       296,577
Adjustment in connection with
   agreement  that was not consummated   (1,000,000)      (10,000)       10,000          --             --
                                        -----------   -----------   -----------   -----------    -----------
Balance at October 31, 1998, as
   restated                               4,151,500        40,000       550,000      (293,423)       296,577




                  INNOVATIVE TECHNOLOGY ACQUISTION CORPORATION

                          (A DEVELOPMENT STAGE COMPANY)

                                                                                    Deficit
                                                                                  Accumulated
                                                Common Stock         Additional      During
                                         ------------------------     Paid-In     Development       Total
                                           Shares        Amount       Capital        Stage         Deficit
                                        -----------   -----------   -----------   -----------    -----------
Common stock issued at $1.00
   per share                                649,586         6,496       643,090          --          649,586
Collection of subscription receivable          --           1,515       149,985          --          151,500
Net loss                                       --            --            --      (1,471,449)    (1,471,449)
                                        -----------   -----------   -----------   -----------    -----------
Balance at October 31, 1999               4,801,086        48,011     1,343,075    (1,764,872)      (373,786)
Net loss                                       --            --            --         (39,907)       (39,907)
                                        -----------   -----------   -----------   -----------    -----------
Balance at October 31, 2000               4,801,086        48,011     1,343,075    (1,804,779)      (413,693)
Common stock issued for services at
   $1.00 per share                            3,000            30         2,970          --            3,000
Net loss                                       --            --            --        (154,008)      (154,008)
                                        -----------   -----------   -----------   -----------    -----------
Balance at October 31, 2001               4,804,086   $    48,041   $ 1,346,045   $(1,958,787)   $  (564,701)
Common Stock issued for services at
   $.20 per share                            50,000           500         9,500          --           10,000
Net Loss                                       --            --            --         (87,669)       (87,669)
                                        ===========   ===========   ===========   ===========    ===========
Balance at April 30, 2002                 4,854,086   $    48,541   $ 1,355,545   $(2,046,456)   $  (642,370)
                                        ===========   ===========   ===========   ===========    ===========


   The accompanying notes are an integral part of these financial statements.


                  INNOVATIVE TECHNOLOGY ACQUISTION CORPORATION

                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF CASH FLOWS

                                                  For the quarter ended
                                                        April 30,
                                               --------------------------    Cumulative from February 8, 1996 (inception)
                                                   2002           2001                 through April 30, 2002
                                               -----------    -----------    -------------------------------------------
Operating activities:
   Net loss                                    $   (36,679)   $   (12,443)   $                  (2,046,456)
   Adjustments to reconcile net loss to
      Net cash used in operating activities:
   Amortization                                       --             --                            750,000
   Development costs                                  --             --                            649,586
   Non-Cash Items                                     --             --                             40,000
Changes in assets and liabilities:
   Increase in accrued interest                      5,240          5,240                          123,389
   Decrease in subscription receivables               --             --                            151,500
   Increase in other accrued expenses                 --             --                             30,565
                                               -----------    -----------    -------------------------------------------
Net cash used in operating activities              (31,439)        (7,203)                        (301,416)

Cash flows from investing activities:
   Acquisition of distribution license                --             --                           (750,000)
                                               -----------    -----------    -------------------------------------------
Net cash used in investing activities                 --             --                           (750,000)

Cash flows from financing activities:
   Loans and advances - shareholders                31,439          7,203                          352,586
   Increase in notes payable - other                  --             --                            105,830
   Proceeds from sales of common stock                --             --                            593,000
                                               -----------    -----------    -------------------------------------------
Net cash provided by financing activities           31,439          7,203                        1,051,416

Net increase (decrease) in cash                       --             --                               --
Cash at beginning of the year                         --             --                               --
                                               -----------    -----------    -------------------------------------------
Cash at the end of the year                    $      --      $      --      $                        --
                                               ===========    ===========    ===========================================


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

                  INNOVATIVE TECHNOLOGY ACQUISTION CORPORATION

                          (A DEVELOPMENT STAGE COMPANY)


                              Financial Statements
                             April 30, 2002 and 2001
                          NOTES TO FINANCIAL STATEMENTS


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

    Net Loss Per Common Share
    -------------------------

         The Company applies SFAS No. 128, Earnings Per Share. In accordance with SFAS No. 128, basic net loss per share has been computed based on the weighted average of common shares outstanding during the period. Diluted earnings per share include the effects of any outstanding financial instruments that may be converted into common stock. SFAS No. 128 provides guidance to calculate the equivalent number of common shares that would be likely issued in the event the holder would elect to convert the financial instrument into common shares. As per SFAS No.128, there were no common stock equivalents at April 30, 2002 and 2001.

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


NOTE 2-LOAN PAYABLE-STOCKHOLDER
-------------------------------

         The loan, which was incurred in connection with the acquisition of a distribution license from a corporate stockholder in August 1996 (Note
         4) had an original due date of August 28, 1998. During 1998, the due date of the loan was extended until August 28, 2001. In 2001, the due date of the loan was extended to August 28, 2002. The loan bears interest at prime plus 1% (or 8.25%). There are no installment payments due under the terms of the agreement. Principal plus all accrued interest is due on August 28, 2001. Accrued interest at April 30, 2002 was approximately $69,514.


NOTE 3-NOTE PAYABLE-AFFILIATE
-----------------------------

         Note payable affiliate had an original due date of May 24, 1998. During 1998, the due date of the loan was extended until May 24, 2001. In 2001, the due date was extended to May 24, 2002. The note bears interest at 1% over prime (or 8.25%). There are no installment payments due under the terms of the agreement. Principal plus all accrued interest is due on May 24, 2002. Accrued interest at April 30, 2002 and 2001, in connection with this loan, was approximately $53,874 and $45,624 respectively.


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

    Development Costs
    -----------------

         The Company, through a subsidiary of its major stockholder, plans to commence development of a product in the form of an energy bar, which will be used for test marketing purposes. Through October 31, 1998, development costs incurred totaled approximately $657,822. No production has taken place as of April 30, 2002.

    Consulting Fees
    ---------------

         In the quarter ended April 30, 2002, the Company accrued $30,000 in consulting fees relating to the interaction with investment bankers, and acquisition due diligence. The fees are payable to Gemini Integrated Financial Services, a stockholder in the Company.


NOTE 5-GOING CONCERN CONSIDERATION
----------------------------------

         The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The basis of accounting contemplates the recovery of the Company's assets and the satisfaction of its liabilities in the normal course of operations. Since inception, the Company has been involved in the acquisition of the exclusive distribution rights to LIBIDO for the United States and Mexico, the prior registration of the trademark and the performance of preliminary marketing promotional activities. The Company's ultimate ability to attain profitable operations is dependent upon its main stockholders' providing additional financing to complete its development activities, and to achieve a level of sales to support its cost structure. Through April 30, 2002, the Company has accumulated a deficit totaling approximately $2,046,456, which raises substantial doubt about the Company's ability to continue as a going concern.

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

         Plan of Operation

     The manufacturer of the Virilite powder, Med-Eq of Norway, has developed a more concentrated form of the dietary supplement. We are in the process of determining if any changes will be need to be made to our TERBO Bar recipes. Until we are able to assess the need to reformulate the TERBO Bar we intend to import and sell Virilite in tablet form. The tablets are available directly from the manufacturer

     We intend to seek contract manufacturing and distribute the TERBO Bar and other products based on Virilite. In order to do so we may have to sub-license the product to the contract manufacturer or distributor or enter into another type of profit or revenue sharing arrangement

     We have been actively seeking contract manufacturers for the TERBO Bars and a beverage product had been previously developed, but had not been produced. We believe that it is important to have product line extensions available so as to keep the product line fresh and innovative.

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

                  INNOVATIVE TECHNOLOGY ACQUISTION CORPORATION

                          (A DEVELOPMENT STAGE COMPANY)


     We additionally intend to acquire products or the rights to products in the nutraceutical industry. To that end we have entered into a letter of intent with BioSource Therapeutics, Inc. BioSource has developed a supplement meant for people with catabolic caexiea, commonly referred to as "wasting syndrome" associated with diseases such as HIV/AIDS, hepatitis and cancer. We are conducing a due diligence review of this company. Should the review be satisfactory to us it is anticipated that we will acquire Biosource in a stock transaction.

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

ITEM 2.      CHANGES IN SECURITIES AND USE OF PROCEEDS
      None

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

     (b) Reports on Form 8-K. No reports on Form 8-K where filed during the 3 month period ended April 30. 2002.


                                   SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     /s/ Randy Lebow
                                         Innovative Technology Acquisition Corp.
Date: July 3, 2002                                   /s/ Randy Lebow
                                                        President