Form 10QSB
period 2002-07-31
INNOVATIVE TECHNOLOGY ACQUISITION CORP
filed 2002-10-08
CIK 1140745

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended : July 31, 2002


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

                         PART I -- FINANCIAL INFORMATION










                  INNOVATIVE TECHNOLOGY ACQUISITION CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                              Financial Statements
                                  July 31, 2002

                  INNOVATIVE TECHNOLOGY ACQUISTION CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                                  BALANCE SHEET
                               As of July 31, 2002



                                     ASSETS

INTANGIBLES (net of accumulated amortization)                      $      --
                                                                   ===========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
   Loans payable - stockholder                                     $   120,400
   Note payable - affiliate                                            100,000
   Due to stockholders                                                 292,486
   Accrued interest                                                    128,260
   Other accrued expenses                                               41,675
                                                                   -----------
           Total current liabilities                                   682,821

LONG TERM LIABILITIES:
   Other                                                                 5,830
                                                                   -----------
           Total liabilities                                           688,651
                                                                   -----------

STOCKHOLDERS' DEFICIT:
   Common stock, $0.01 par value; 100,000,000 shares authorized,
     4,854,086 shares issued and outstanding                            48,541
   Additional paid-in capital                                        1,355,545
   Deficit accumulated during development stage                     (2,092,737)
                                                                   -----------
           Total stockholders' deficit                                (688,651)
                                                                   -----------
           Total liabilities and stockholders' deficit             $      --
                                                                   ===========









   The accompanying notes are an integral part of these financial statements.


                  INNOVATIVE TECHNOLOGY ACQUISTION CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)



                            STATEMENTS OF OPERATIONS

                                                                                          Cumulative from
                                                         For the quarter ended            February 8, 1996
                                                                July 31,                    (inception)
                                                  ------------------------------------    through July 31,
                                                        2002                2001                2002
                                                  ----------------    ----------------    ----------------
REVENUE                                           $           --      $           --      $           --
                                                  ----------------    ----------------    ----------------

GENERAL AND ADMINISTRATIVE:
   Administrative                                            1,110                 750               6,049
   Development costs                                          --                  --               657,822
   Professional fees                                        20,300                --               198,105
   Promotion                                                  --                  --                41,176
   Consulting                                               20,000              30,000             272,250
   Amortization of intangibles                                --                  --               750,000
   Other                                                      --                  --                43,640
                                                  ----------------    ----------------    ----------------
      Total general and administrative expenses             41,410              30,750           1,969,042
                                                  ----------------    ----------------    ----------------

OTHER INCOME (EXPENSE)
   Interest expense                                         (4,871)             (5,240)           (128,260)
   Other income                                               --                  --                 4,565
                                                  ----------------    ----------------    ----------------
           Total other income (expense)                     (4,871)             (5,240)           (123,695)
                                                  ----------------    ----------------    ----------------

Net loss                                          $        (46,281)   $        (35,990)   $     (2,092,737)
                                                  ================    ================    ================

Loss per share                                    $          (0.01)   $          (0.01)
                                                  ----------------    ----------------

Weighted average number of shares outstanding            4,854,086           4,804,086
                                                  ================    ================










    The accompanying notes are an integral part of these financial statements

                  INNOVATIVE TECHNOLOGY ACQUISTION CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)



                            STATEMENTS OF OPERATIONS




                                                   For the nine months ended
                                                           July 31,
                                                  --------------------------
                                                      2002           2001
                                                  -----------    -----------

REVENUE                                           $      --      $      --
                                                  -----------    -----------

GENERAL AND ADMINISTRATIVE:
   Administrative                                       3,049          7,953
   Development costs                                     --             --
   Professional fees                                   25,300           --
   Promotion                                             --             --
   Consulting                                          90,000         30,000
   Amortization of intangibles                           --             --
   Other                                                  250           --
                                                  -----------    -----------
      Total general and administrative expenses       118,599         37,953
                                                  -----------    -----------

OTHER INCOME (EXPENSE)
   Interest expense                                   (15,351)       (15,720)
   Other income                                          --             --
                                                  -----------    -----------
           Total other income (expense)               (15,351)       (15,720)
                                                  -----------    -----------

Net loss                                          $  (133,950)   $   (53,673)
                                                  ===========    ===========

Loss per share                                    $     (0.03)   $     (0.01)
                                                  -----------    -----------

Weighted average number of shares outstanding       4,854,086      4,804,086
                                                  ===========    ===========








    The accompanying notes are an integral part of these financial statements


                  INNOVATIVE TECHNOLOGY ACQUISTION CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)


                       STATEMENTS OF STOCKHOLDERS' DEFICIT
        For the Period from February 8, 1996 (Inception) to July 31, 2002


                                               Common Stock                          Deficit
                                        --------------------------                   Accumulated
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




    The accompanying notes are an integral part of these financial statements


                  INNOVATIVE TECHNOLOGY ACQUISTION CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)



                                               Common Stock                          Deficit
                                        --------------------------                   Accumulated
                                                                      Additional     During
                                                                      Paid-In        Development      Total
                                          Shares         Amount       Capital        Stage            Deficit
                                        -----------    -----------    -----------    -----------    -----------
Common stock issued at $1.00
   per share                                649,586          6,496        643,090           --          649,586
Collection of subscription receivable          --            1,515        149,985           --          151,500
Net loss                                       --             --             --       (1,471,449)    (1,471,449)
                                        -----------    -----------    -----------    -----------    -----------
Balance at October 31, 1999               4,801,086         48,011      1,343,075     (1,764,872)      (373,786)
Net loss                                       --             --             --          (39,907)       (39,907)
                                        -----------    -----------    -----------    -----------    -----------
Balance at October 31, 2000               4,801,086         48,011      1,343,075     (1,804,779)      (413,693)
Common stock issued for services at
   $1.00 per share                            3,000             30          2,970           --            3,000
Net loss                                       --             --             --         (154,008)      (154,008)
                                        -----------    -----------    -----------    -----------    -----------
Balance at October 31, 2001               4,804,086    $    48,041    $ 1,346,045    $(1,958,787)   $  (564,701)
Common Stock issued for services at
   $.20 per share                            50,000            500          9,500           --           10,000
Net Loss                                       --             --             --         (133,950)      (133,950)
                                        -----------    -----------    -----------    -----------    -----------
Balance at July 31, 2002                  4,854,086    $    48,541    $ 1,355,545    $(2,092,737)   $  (688,651)
                                        ===========    ===========    ===========    ===========    ===========





    The accompanying notes are an integral part of these financial statements


                  INNOVATIVE TECHNOLOGY ACQUISTION CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)


                            STATEMENTS OF CASH FLOWS

                                                   For the nine months ended
                                                           July 31,
                                               ---------------------------------


                                               ---------------------------------   Cumulative from February 8, 1996 (inception)
                                                    2002              2001                     through July 31, 2002
                                               ---------------   ---------------   --------------------------------------------
Operating activities:
   Net loss                                    $  (133,950)      $   (53,673)      $                (2,092,737)
   Adjustments to reconcile net loss to
      Net cash used in operating activities:
   Amortization                                       --                --                             750,000
   Development costs                                  --                --                             649,586
     Stock Issued for services                      10,000              --                              10,000
Changes in assets and liabilities:
   Increase in accrued interest                     15,351            15,720                           128,260
   Decrease in subscription receivables               --                --                             151,500
   Increase in other accrued expenses               11,110              --                              41,675
                                               ---------------   ---------------   --------------------------------------------
Net cash used in operating activities              (97,489)          (37,953)                         (361,716)

Cash flows from investing activities:
   Acquisition of distribution license                --                --                            (750,000)
                                               ---------------   ---------------   --------------------------------------------
Net cash used in investing activities                 --                --                            (750,000)

Cash flows from financing activities:
   Loans and advances - shareholders                97,489            37,953                           412,886
   Increase in notes payable - other                  --                --                             105,830
   Proceeds from sales of common stock                --                --                             593,000
                                               ---------------   ---------------   --------------------------------------------
Net cash provided by financing activities           97,489            37,953                         1,111,716

Net increase (decrease) in cash                       --                --                                --
Cash at beginning of the year                         --                --                                --
                                               ---------------   ---------------   --------------------------------------------
Cash at the end of the year                    $      --         $      --         $                      --



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

    Net Loss Per Common Share
    -------------------------

         The Company applies SFAS No. 128, Earnings Per Share. In accordance with SFAS No. 128, basic net loss per share has been computed based on the weighted average of common shares outstanding during the period. Diluted earnings per share include the effects of any outstanding financial instruments that may be converted into common stock. SFAS No. 128 provides guidance to calculate the equivalent number of common shares that would be likely issued in the event the holder would elect to convert the financial instrument into common shares. As per SFAS No.128, there were no common stock equivalents at July 31, 2002.

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



NOTE 2-LOAN PAYABLE-STOCKHOLDER
-------------------------------

         The loan, which was incurred in connection with the acquisition of a distribution license from a corporate stockholder in August 1996 (Note
         4) had an original due date of August 28, 1998. In 2002, the due date of the loan was extended to August 28, 2003. The loan bears interest at prime plus 1% (or 8.25%). There are no installment payments due under the terms of the agreement. Principal plus all accrued interest is due on August 28, 2003. Accrued interest at July 31, 2002 was approximately $72,000.


NOTE 3-NOTE PAYABLE-AFFILIATE
-----------------------------

         Note payable affiliate had an original due date of May 24, 1998. During 1998, the due date of the loan was extended until May 24, 2001. The due date was extended to May 24, 2003. The note bears interest at 1% over prime (or 8.25%). There are no installment payments due under the terms of the agreement. Principal plus all accrued interest is due on May 24, 2003. Accrued interest at July 31, 2002, in connection with this loan, was approximately $56,000.


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

         The distribution license, which expires on December 31, 2014 (Note 1), was purchased from one of the Company's shareholders for a total consideration of $750,000; in the form of $50,000 cash, a note of $200,000 (Note 2) maturing on August 28, 2003 with interest at prime plus 1% and 500,000 shares of the Company's stock valued at $1 per share.

    Development Costs
    -----------------

         The Company, through a subsidiary of its major stockholder, plans to commence development of a product in the form of an energy bar, which will be used for test marketing purposes. Through October 31, 1998, development costs incurred totaled $657,822. No production has taken place as of July 31, 2002.

    Consulting Fees
    ---------------

         In the quarter ended July 31, 2002, the Company accrued $20,000 in consulting fees relating to the interaction with investment bankers, and acquisition due diligence. The fees are payable to a stockholder of the Company.


NOTE 5-SUBSEQUENT EVENTS
------------------------

         The company has entered into a letter of intent with BioSource Therapeutics, Inc., to acquire 100% of that company in a stock transaction. It is anticipated that the company will issue 1.4 million new shares. One-third of those shares shall be held in escrow until BioSource meets certain to be agreed upon performance milestones. BioSource has developed a functional food product/dietary supplement that address the needs of people with catabolic caexia also known as "wasting syndrome" which affects people with HIV/AIDS and certain cancers.

NOTE 6-GOING CONCERN CONSIDERATION
----------------------------------

         The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The basis of accounting contemplates the recovery of the Company's assets and the satisfaction of its liabilities in the normal course of operations. Since inception, the Company has been involved in the acquisition of the exclusive distribution rights to LIBIDO for the United States and Mexico, the prior registration of the trademark and the performance of preliminary marketing promotional activities. The Company's ultimate ability to attain profitable operations is dependent upon its main stockholders' providing additional financing to complete its development activities, and to achieve a level of sales to support its cost structure. Through July 31, 2002, the Company has accumulated a deficit totaling approximately $2,092,737, which raises substantial doubt about the Company's ability to continue as a going concern.

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

         Plan of Operation

         During our fourth quarter we expect to close on the acquisition of BioSource Technologies, Inc., a New York based developer of dietary supplement products and functional foods. BioSource has developed a supplement meant for people with catabolic caexiea, commonly referred to as "wasting syndrome" associated with diseases such as HIV/AIDS, hepatitis and cancer. We will concentrate our efforts on bringing this product to market. It is expected that following the acquisition that a product could be brought to market within 3 to 6 months. This product will be marketed to doctors who treat people with catabolic caexiea.

         While the acquisition of the BST will be for stock, it is anticipated that we will need to raise additional funds to bring the product to market. We will seek to raise the required capital through private sales of our common stock or through debt instruments, such as a convertible debenture.

         The acquisition of BST will postpone our introduction of our current Virilite product to the market as further described below. However, it is still our intention to bring dietary supplement and functional food products containing Virilite to market.

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

                  INNOVATIVE TECHNOLOGY ACQUISTION CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)


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

         Previously we advertised the TERBO Bar in USA Today, Playboy, Men's Health magazine and on the Howard Stern Show. These advertisements were very expensive and could not be sustained. Such a national advertising campaign could be effective if sustained. The However, we intend to focus more on internet marketing as it provides a more cost effective approach and the anonymity that many consumers seek when purchasing personal health items.

         It is probable that our business operations will consume more cash then they generate over the short-term. Therefore, management believes that it will be necessary to raise additional capital for the Company through private placements of the Company's stock or through shareholder loans.

PART II-- OTHER INFORMATION

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

                                                     /s/ Randy Lebow
                                         Innovative Technology Acquisition Corp.
Date: September 20, 2002                             /s/ Randy Lebow
                                                        President

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
                                   PURSUANT TO
                             18 U.S.C. SECTION 1350,
                      AS ADOPTED PURSUANT TO SECTION 906 OF
                         THE SARBANES-OXLEY ACT OF 2002

I, Randy Lebow, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Innovative Technology Acquisition Corp.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;



Date: September 20, 2002
/s/ Randy Lebow
President